Form 10-Q
period 2011-04-30
Phoenix Agri Enterprises, Inc.
filed 2011-08-26
CIK 1505947

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)		.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [x] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 800,000 shares of common stock, par value $0.0001 per share, outstanding as of June 10, 2011.

PHOENIX AGRI ENTERPRISES, INC

(A Development Stage Company)

- INDEX -

Item 1. Financial Statements

PHOENIX AGRI ENTERPRISES, INC.
(a Development Stage Company)

CONDENSED BALANCE SHEET
(Unaudited)

	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,668	$5,000
Accounts Receivable	—	—
Note Receivable	—	—
Prepaid Expenses	—	—
Inventory	$—	$—
TOTAL CURRENT ASSETS	2,668	$5,000

FIXED ASSETS
Property, Plant and Equipment	—	$—
Accumulated Depreciation	—	—
TOTAL NET FIXED ASSETS	—	—
TOTAL ASSETS	$2,668	$5,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$5,000	$—
Other Payables	—	$—
Taxes Payable	—	$—
Notes Payable	—	$—
TOTAL CURRENT LIABILITIES	5,000	$—

TOTAL LIABILITIES	5,000	$—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock -$0.0001 par value; 300,000,000 shares authorized; 800,000 shares issues and outstanding	80	80
Additional paid in capital	7,920	7,920
Accumulated other comprehensive income
Deficit accumulated during development stage	(10,332)	(3,000)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,332)	5,000

TOTAL LIABILITIES AND EQUITY	$2,668	$5,000

PHOENIX AGRI ENTERPRISES, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATION
(Unaudited)

	Three Months Ended April 30, 2011	Six Months Ended April 30, 2011	Period From October 13, 2010 (Inception) to April 30, 2011
REVENUES
Sales	$—	$—	$—
Cost of Sales	$—	$—	$—
GROSS PROFIT	—	—	—

OPERATING EXPENSES
Selling, General, and Administrative	5,948	7,332	10,332
Financial Expense	—	—	—
Interest Expense	—	—	—
Distribution Costs	—	—	—
TOTAL OPERATING EXPENSES	5,948	7,332	10,332

OPERATING INCOME (LOSS)	(5,948)	(7,332)	(10,332)

OTHER INCOME /(EXPENSE)
Non – Operating Expenses	—	—	—
Other	—	—	—
TOTAL OTHER INCOME/(EXPENSE)	—	—	—

NET INCOME (LOSS) BEFORE TAXES)	(5,948)	(7,332)	(10,332)

INCOME TAX EXPENSE
NET INCOME (LOSS) FROM CONTINUED OPERATIONS	—	—	—

INCOME FROM DISCONTINUED OPERATIONS	—	—	—

NET INCOME (LOSS)	$(5,948)	$(7,332)	$(10,332)

INCOME FROM DISCONTINUED OPERATIONS

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	—	—	—

COMPREHENSIVE INCOME (LOSS)	$(5,948)	$(7,332)	$(10,332)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	800,000	800,000
Fully diluted	800,000	800,000

PHOENIX AGRI ENTERPRISES, INC.
(a Development Stage Company)

CONDENSED STATEMENT OF CASH FLOW
(Unaudited)

	Six Months Ended April 30, 2011	For the Period From October 13, 2010 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(7,332)	$(10,332)
Adjustments to reconcile net income to net cash used in operating activities
Accounts Receivable	—	—
Accounts payable and accrued liabilities	5,000	5,000
Other payable	—	—
Others	—	—
Tax Payable	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,332)	(5,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes Receivable
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sales of Common Stock	—	8,000
Capital contribution	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	8,000

FOREIGN CURRENCY TRANSLATION

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,332)	2,668

CASH AND CASH EQUIVALENTS:
Beginning of period	5,000	—
End of Period	$2,668	$2,668

SUPPLEMENTAL CASH FLOW INFORMATION:

PHOENIX AGRI ENTERPRISES, INC.
(a Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other
	Class A	Par Value	Paid-in	Earnings	Comprehensive
	Shares	0.0001	Capital	(Deficit)	Income	Total

Initial	800,000	$80	$7,920			8,000
Net Income (Loss) for the period				$(3,000)		(3,000)
Balances @ October 31, 2010	800,000	80	$7,920	$(3,000)	$—	$5,000

Additional Paid in Capital
Net Income (Loss) for the period				$(1,384)		$(1,384)
Balances @ January 31, 2011	800,000	80	7,920	(1,384)	—	3,616

Capital Contribution
Net Income (Loss) for the period				$(5,948)		(5,948)
Balances @ April 30, 2011	800,000	80	7,920	(5,948)	—	(2,332)

PHOENIX AGRI ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

As of April 30, 2011

(UNAUDITED)

1.       ORGANIZATIONS AND DESCRIPTION OF BUSINESS:

Phoenix Agri Enterprises, Inc. (a development stage company) (the “Company”) was incorporated in the State of Delaware on October 13, 2010. Since inception, the Company has been engaged primarily in organization efforts. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an operating company.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. These interim financial statements should be read in conjunction with the audited financial statement in the Company’s Form 10 filed on November 18, 2010.

Development Stage Enterprise

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially issuable common stock equivalents outstanding from inception (October 13, 2010) to April 30, 2011.

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

Recently issued accounting standards

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.                   GOING CONCERN

The Company is a development stage enterprise with no operating history. It has not yet been able to develop and execute its business plan. The Company has no significant assets or financial resources. The Company will sustain expenses without corresponding revenues until the consummation of a merger or other business combination with a private company. The Company may not be able to identify a suitable business opportunity or consummate a business combination, and any such business may not be profitable at the time of its acquisition by us or ever. This raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As reflected in the accompanying financial statements, we had a deficit accumulated during the development stage of $10,332 on April 30, 2011 and a net loss from operations of $5,948 for the three months ended April 30, 2011.

While we attempt to commence operations and generate revenues, our cash position may not be sufficient enough to support our daily operations. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for us to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

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

Description of Business

The Company was incorporated in the State of Delaware on October 13, 2010 and maintains its principal executive office at 31 F/Jin Mao Tower, 88 New Century Ave., Pudong, Shanghai, China. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 18, 2010. The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. For the period from inception (October 13, 2010) through April 30, 2011, the Company had no activities that produced revenues from operations. For the three and six months ended April 30, 2011, the Company had a net loss of $5,948 and $7,332, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in November 2010 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of April 30, 2011, the Company had assets equal to $2,668 and current liabilities equal to $5,000. The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (October 22, 2010) through April 30, 2011

Operating activities	$(5,332)
Investing activities	-
Financing activities	$8,000

Net effect on cash	$(2,668)

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

As of April 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 13, 2010.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on November 18, 2010 and incorporated herein by this reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX AGRI ENTERPRISES, INC.

Date: August 22, 2011	By:	/s/ Benjamin Chen Name: Benjamin Chen Title: President, Secretary, Treasurer, and Sole Director

