Form 10-Q
period 2011-07-31
Phoenix Agri Enterprises, Inc.
filed 2011-09-22
CIK 1505947

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 800,000 shares of common stock, par value $0.0001 per share, outstanding as of September 14, 2011.

PHOENIX AGRI ENTERPRISES, INC

(A Development Stage Company)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
	Balance Sheet as of July 31, 2011 (Unaudited)	3
	Statements of Operations (Unaudited) for the Three and Nine Months Ended July 31, 2011 and the Cumulative Period from October 13, 2010 (Inception) to July 31, 2011.	4
	Statements of Cash Flows (Unaudited) for the Nine Months Ended July 31, 2011 and the Cumulative Period from October 13 (Inception) to July 31, 2011	5
	Statement of Stockholder’s Deficit from October 13, 2010 (Inception) to July 31, 2011 (Unaudited)	6
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

Item 1. Financial Statements

PHOENIX AGRI ENTERPRISES, INC.

(A Development Stage Company)

BALANCE SHEET

	July 31, 2011	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$122	$5,000
Accounts Receivable	—	—
Note Receivable	—	—
Prepaid Expenses	—	—
Inventory	$—	$—
TOTAL CURRENT ASSETS	122	5,000

FIXED ASSETS
Property, Plant, and Equipment	—	—
Accumulated Depreciation	—	—
TOTAL NET FIXED ASSETS	—	—

TOTAL ASSETS	$122	$5,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$500	$—
Other Payables	—	—
Taxes Payable	—	—
Notes Payable	—	—
TOTAL CURRENT LIABILITIES	500	—

LONG-TERM LIABILITIES
Notes Payable-Convertible debt	—	—
TOTAL LONG-TERM LIABILITIES		$—

TOTAL LIABILITIES	500	—

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock-$0.0001 par value; 300,000,000 shares authorized; 800,000 shares issued and outstanding	80	80
Additional paid in capital	12,920	7,920
Accumulated other comprehensive income
Retained earnings (deficit)	(13,378)	(3,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(378)	5,000

TOTAL LIABILITIES AND EQUITY	$122	$5,000

PHOENIX AGRI ENTERPRISES, INC.

(A Development Stage Company)

STATEMENT OF OPERATION

(Unaudited)

			For The Period
			From Inception
	Three Months	Nine Months	October 13, 2010
	Ended	Ended	Through
	July 31, 2011	July 31, 2011	July 31, 2011
REVENUES
Sales	$—	$—	$—
Cost of Sales	—	—	—
GROSS PROFIT	—	—	—

OPERATING EXPENSES
Selling, General, and Administrative	3,046	10,378	13,378
Financial Expense	—	—	—
Interest Expense	—	—	—
Distribution Costs	—	—	—
TOTAL OPERATING EXPENSES	3,046	10,378	13,378

OPERATING INCOME (LOSS)	(3,046)	(10,378)	(13,378)

OTHER INCOME / (EXPENSES)
Non-Operating Expenses	—	—	—
Other	—	—	—
TOTAL OTHER INCOME / (EXPENSE)	—	—	—

NET INCOME (LOSS) BEFORE TAXES	(3,046)	(10,378)	(13,378)

INCOME TAX EXPENSE

NET INCOME (LOSS) FROM CONTINUED OPERATIONS	—	—	—

INCOME FROM DISCONTINUED OPERATIONS	—	—	—

NET INCOME (LOSS)	$(3,046)	$(10,378)	$(13,378)

INCOME FROM DISCONTINUED OPERATIONS	—	—	—

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	—	—	—

COMPREHENSIVE INCOME (LOSS)	$(3,046)	$(10,378)	$(13,378)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	800,000	800,000	800,000
Fully diluted	800,000	800,000	800,000

PHOENIX AGRI ENTERPRISES, INC.
(A Development Stage Company)
STATEMENT OF CASHFLOW (Unaudited)

		For The Period
		From Inception
	Nine Months	October 13, 2010
	Ended	Through
	July 31, 2011	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$(10,378)	$(13,378)
Adjustments to reconcile net income to net cash used in operating activities:
Accounts receivable	—	—
Accounts payable and accrued liabilities	500	500
Other payable	—	—
Others	—	—
Tax payable	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,878)	(12,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Notes Receivable
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from Sales of Common Stock	—	8,000
Capital contribution	5,000	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	13,000

FOREIGN CURRENCY TRANSLATION

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,878)	122

CASH AND CASH EQUIVALENTS:
Beginning of period	5,000	—
End of period	$122	$122

PHOENIX AGRI ENTERPRISES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

						Accumulated
	Common Stock		Additional		Retained	Other
	Class A	par value	Paid-in	Subscription	Earnings	Comprehensive
	Shares	0.0001	Capital	receivable	(Deficit)	Income	Total

Initial	800,000	$80	$7,920				8,000
Net Income(Loss) for the period					$(13,378)		(13,378)
Balances @ October 31, 2010	800,000	80	$7,920	$—	$(13,378)	$—	$(5,378)

Additional Paid in Capital			$—				$—
Net Income(Loss) for the period					$(10,378)		$(10,378)
Balances @ January 31, 2011	800,000	80	7,920	—	(10,378)	—	(15,756)

Net Income(Loss) for the period					$3,046		3,046
Balances @ April 30, 2011	800,000	80	7,920	—	3,046	—	(12,710)

Net Income(Loss) for the period					$4,286		4,286
Balances @ July 31, 2011	800,000	80	7,920	—	4,286	—	(8,424)

PHOENIX AGRI ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

As of JULY 31, 2011

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

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially issuable common stock equivalents outstanding from inception (October 13, 2010) to July 31, 2011.

Recently issued accounting standards

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new guidance is intended to assist creditors in determining when a loan modification or restructuring is considered a troubled debt restructuring (“TDR”), in order to address current diversity in practice and lead to more consistent application of accounting principles. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The guidance in the update is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU is not expected to have any impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU is not expected to have any impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”). Update 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Update 2011-05 becomes effective for us in fiscal year 2013 and should be applied retrospectively. Early adoption is permitted. Management has determined that the update will not have a material impact on the financial statements.

3.                   GOING CONCERN

The accompanying financial statements were prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has an accumulated loss since inception of $13,378. The Company has working capital in the amount of (378) which is not sufficient to finance its business for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s cash flow requirements have been primarily met through advances from stockholders.

The Company is planning on obtaining financing either through issuance of equity or debt. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

4.                   RELATED PARTY

The Company’s stockholder advanced funds to the Company for legal, audit, filing fees, general office administration, and cash needs. The advances are unsecured, with no interest and are not expected to be repaid within the next 12 months.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. For the period from inception (October 13, 2010) through July 31, 2011, the Company had no activities that produced revenues from operations. For the three and nine months ended July 31, 2011, the Company had a net loss of $2,546 and $9,878, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in December 2010 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of July 31, 2011, the Company had assets equal to $122 and current liabilities equal to $0. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

For the Cumulative Period from Inception (October 13, 2010) through July 31, 2011

Operating activities	$(12,878)
Investing activities	-
Financing activities	$13,000

Net effect on cash	$(122)

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $13,378 from inception, and provided $13,000 from financing activities for the period from October 13, 2010 (inception) to July 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of July 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 13, 2010.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the SEC on November 18, 2010 and incorporated herein by this reference.
13

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX AGRI ENTERPRISES, INC.

Date: September 21, 2011	By:	/s/ Benjamin Chen
Name: Benjamin Chen Title: President, Secretary, Treasurer, and Sole Director

